Form 10-Q
period 2017-06-30
GLOCORP INC.
filed 2017-08-28
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-210519

GLOCORP INC.

(Exact name of registrant as specified in its Charter)

Nevada	61-1804645
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

100.3.037, 129 Offices,

Block J, Jaya One,

No. 72A, Jalan Universiti,

Section 13, 46200

Petaling Jaya, Malaysia

+60123838521

(Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 105,000,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 28, 2017.

Glocorp Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Glocorp Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Glocorp Inc.

GLOCORP INC.

BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$5,728	$-

Total current assets	5,728	-

Total assets	$5,728	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$-	$3,000

Total current liabilities	-	3,000

Total liabilities	-	3,000

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 authorized shares and 105,000,000 shares issued and outstanding.	105,000	105,000
Additional paid-in capital (deficiency)	(67,510)	(73,510)
Subscription receivable	-	(10,000)
Accumulated deficit	(31,762)	(24,490)
Total stockholders’ equity (deficit)	5,728	(3,000)
Total liabilities and stockholders’ equity (deficit)	$5,728	$-

The accompanying notes are an integral part of these unaudited financial statements.

GLOCORP INC.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$(3,946)	$-	$(7,272)	$(12,990)
Total operating expenses	(3,946)	-	(7,272)	(12,990)

Net loss	$(3,946)	$-	$(7,272)	$(12,990)

Basic and diluted net loss per common share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	105,000,000	105,000,000	105,000,000	105,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GLOCORP INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,272)	$(12,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable	(3,000)	-
CASH USED IN OPERATING ACTIVITIES	(10,272)	(12,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	6,000	12,990
Proceeds from subscription receivable	10,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	16,000	12,990

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,728	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$5,728	$-

SUPPLEMENTAL CASH FLOWS DISCLOSURE		-
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GLOCORP INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glocorp Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2015. The Company plans to offer online reservation system solutions to hotels. The Company’s operations to date have been limited to offering shares of common stock to investors.

Basis of Presentation

The financial statements and accompanying notes to financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company’s cash and cash equivalents as of June 30, 2017 was $5,728.

Stock-based Compensation

The Company estimates the fair value of each stock-based compensation award at the grant date by using Black-Scholes Option Pricing Model. The fair value determined represents the cost of the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as additional paid in capital.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of June 30, 2017 and 2016, there are no outstanding dilutive securities.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted the new standard. The adoption of this pronouncement did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

In August 2014, the FASB issues ASU 2014-15, Disclosure of Uncertainties about and Entity’s Activities to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. The Company has adopted the new standard. The adoption of this pronouncement did not have a material impact on our financial statements.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue and has an accumulated deficit of $31,762 since its inception . The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either debt financing or from the sale of its equity. However, the Company currently has no commitments from any third parties for financing. If the Company is unable to acquire additional financing, it will be required to significantly reduce its current level of operations or cease business.

NOTE 3 – EQUITY

The Company is authorized to issue 500,000,000 shares of common stock.

During 2016, the Company issued 100,000,000 shares of common stock for proceeds of $10,000. During 2017, the Company received proceeds of $10,000 from subscriptions.

For the six months ended June 30, 2017, the Company’s director, Low Koon Poh, made additional contributions to the Company by paying professional expenses of $6,000 on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended June 30, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

Glocorp Inc. (“Glocorp”) was incorporated on December 31, 2015 under the laws of the State of Nevada. We are considered a shell company.

We plan to acquire an entity to provide innovative IT solutions in assisting hotels in the Southeast Asia region with their online reservation system. We plan to provide hotels with a made-for-hospitality solution that will help the hotels reduce their dependencies on third-party travel sites and attract potential customers to book directly from the hotel website. We plan to address the growing requirement for hospitality providers to leverage data as one of their most important business assets and enable hotel managers and business analysts to make up-to-the-minute statistically driven decisions and capitalize on revenue opportunities. We plan to provide an IT solution that would identify industry trends, improve business processes, and uncover risks that might otherwise go unnoticed. The system is expected to remove the hassle of studying paper reports and spreadsheets, many of which contain errors, omissions, or duplicate information and therefore provide misleading information. The system is also expected to help its users to increase their efficiency in analyzing reports and provide the users with a more comprehensive insight to customer behavior at a much lower cost. With the help of our product, clients are expected to learn more about its potential customers, optimize their business operations and improve their customer service. We have not generated any revenues to date and there can be no assurances that we will ever generate any revenue. We do not currently engage in any business activities that provide cash flow. Our cash at hand is limited to the investments we raised during our initial round of financing as well as an initial contribution from our president, less our expenses to date. Despite of our business plan, we also do not have any commitment for any financing and cannot provide assurance that we will be able to implement our business plan.

In February 2016, we completed a Regulation S offering in which we sold 100,000,000 shares of Common Stock to thirty (30) investors, at a purchase price of $0.0001 per share for aggregate offering proceeds of $10,000.

Plan of Operations

For the fourth quarter of 2017, we plan to initiate the setting up of offices in the Philippines, and to hire sales and IT staff. Once that is secured, we plan to start our sales team to sell our primary solution to local Philippines hotels, which is the online reservation systems. In the fourth quarter of 2017, we intend to open up our sales team, and start securing hotel clients from Malaysia. Further, we will be developing new products such as analytics, business intelligence and marketing services for our hotel clients. Such products can be fully developed within the same quarter.

In the first quarter of 2018, we intend to be focusing on sales in both countries. Product focus shall be securing new hotels for our online reservation system, and to upsell the existing hotel clients with analytics, business intelligence and marketing services.

In the second quarter of 2018, we plan to expand our reach of hotel clients to Indonesia, mainly Bali. We may not be setting up a physical office within this quarter but we shall be supporting these hotels remotely from Malaysia.

We expect that our currently available capital resources could sustain our operations for the next two months. If adequate additional financing is not available on reasonable terms after two months, we may not be able to continue to develop and expand our services, which may as a result impact our cash flow and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

We expect to require additional capital of $300,000 to fund the business activities for the next 12 months. In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development of competitive projects undertaken by our competition; and (iii) the level of our investment in development. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Results of Operations

Six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016

We had no revenue during the six-month periods ended June 30, 2017 and 2016.

We incurred operating expenses in the amount of $7,272 in the six-month period ended June 30, 2017 as compared to $12,990 in the six-month period ended June 30, 2016. Expenses are mainly attributed to professional fees and bank charges.

Three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016

We had no revenue during the three-month periods ended June 30, 2017 and, 2016.

During the three-month period ended June 30, 2017, we incurred operating expenses in the amount of $3,946 compared to $0 during the three-month period ended June 30, 2016. Expenses are mainly attributed by bank charges incurred.

The Company’s operations to date have been limited to offering shares of common stock to investors.

Liquidity and Capital Resources

As of June 30, 2017, we had total assets and liabilities of $5,728 and $0, respectively. We had stockholders’ equity in a total of $5,728 as of June 30, 2017. Our cash and cash equivalents balance as of June 30, 2017 was $5,728.

The Company used cash of $10,272 in operating activities during the six-months ended June 30, 2017. The Company received cash of $16,000 from financing activities, mainly consisting of proceeds from Regulation S offering of common stock.

We have nominal assets and have generated no revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this registration statement, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2017. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

As reflected in the financial statements, we had no sources of recurring revenues, an accumulated deficit, net loss and net cash used in operating activities for the reporting periods ended June 30, 2017 and 2016. These factors raise substantial doubt from our auditor about our ability to continue as a going concern. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenue and in our ability to raise additional funds.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At June 30, 2017, all of the Company’s cash was deposited in one bank.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by our company as of the specified effective date. Unless otherwise discussed, we believe that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

Contractual Obligations

We do not have any contractual obligations at this time.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glocorp Inc.

Date: August 28, 2017	By:	/s/ Wendel Santos
Wendel Santos
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Franz Narcis
Franz Narcis
Chief Financial Officer
(Principal Accounting Officer)

