Form 10-Q
period 2017-09-30
GLOCORP INC.
filed 2017-11-14
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 105,000,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 9, 2017.

Glocorp Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Glocorp Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Glocorp Inc.

GLOCORP INC.

BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$1,384	$-

Total current assets	1,384	-

Total assets	$1,384	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,500	$3,000

Total current liabilities	7,500	3,000

Total liabilities	7,500	3,000

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 authorized shares and 105,000,000 shares issued and outstanding	105,000	105,000
Additional paid-in capital (deficiency)	(61,010)	(73,510)
Subscription receivable	-	(10,000)
Accumulated deficit	(50,106)	(24,490)
Total stockholders’ deficit	(6,116)	(3,000)
Total liabilities and stockholders’ deficit	$1,384	$-

The accompanying notes are an integral part of these unaudited financial statements.

GLOCORP INC.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$18,344	$3,500	$25,616	$16,490
Total operating expenses	18,344	3,500	25,616	16,490

Net loss	$(18,344)	$(3,500)	$(25,616)	$(16,490)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	105,000,000	105,000,000	105,000,000	83,467,153

The accompanying notes are an integral part of these unaudited financial statements.

GLOCORP INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,616)	$(16,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable	(4,500)	-
CASH USED IN OPERATING ACTIVITIES	(21,116)	(16,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	12,500	16,490
Proceeds from subscription receivable	10,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	22,500	16,490

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,384	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$1,384	$-

SUPPLEMENTAL CASH FLOWS DISCLOSURE		-
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company’s cash and cash equivalents as of September 30, 2017 was $1,384.

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

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of September 30, 2017 and 2016, there are no outstanding dilutive securities.

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

As reflected in the financial statements, we had no sources of recurring revenues, an accumulated deficit, net loss and net cash used in operating activities for the reporting periods ended September 30, 2017 and 2016. These factors raise substantial doubt from our auditor about our ability to continue as a going concern. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

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

NOTE 3 – EQUITY

During 2016, the Company issued 100,000,000 shares of common stock for stock subscriptions receivable of $10,000. During 2017, the Company received proceeds of $10,000 from subscriptions.

For the nine months ended September 30, 2017, the Company’s director, Low Koon Poh, made additional contributions to the Company by paying professional expenses of $12,500 on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2017 and 2016. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

Glocorp Inc. (“Glocorp”) was incorporated on December 31, 2015 under the laws of the State of Nevada. We are considered a shell company.

We plan to acquire an entity under common control which provides innovative IT solutions in assisting hotels in the Southeast Asia region with their online reservation system. After the completion of the acquisition, we plan to provide hotels with a made-for-hospitality solution that will help the hotels reduce their dependencies on third-party travel sites and attract potential customers to book directly from the hotel website. We plan to address the growing requirement for hospitality providers to leverage data as one of their most important business assets and enable hotel managers and business analysts to make up-to-the-minute statistically driven decisions and capitalize on revenue opportunities. We plan to provide an IT solution that would identify industry trends, improve business processes, and uncover risks that might otherwise go unnoticed. The system is expected to remove the hassle of studying paper reports and spreadsheets, many of which contain errors, omissions, or duplicate information and therefore provide misleading information. The system is also expected to help its users to increase their efficiency in analyzing reports and provide the users with a more comprehensive insight to customer behavior at a much lower cost. With the help of our product, clients are expected to learn more about its potential customers, optimize their business operations and improve their customer service.

Since inception, we have not generated any revenues and there can be no assurances that we will ever generate any revenue. We do not currently engage in any business activities that provide cash flow. Our cash on hand is limited to the investments we raised during our initial round of financing as well as an initial contribution from our president, less our expenses to date. Despite our business plan, we also do not have any commitment for any financing and cannot provide assurance that we will be able to implement our business plan.

In February 2016, we completed a Regulation S offering in which we sold 100,000,000 shares of Common Stock to thirty (30) investors, at a purchase price of $0.0001 per share for aggregate offering proceeds of $10,000.

Plan of Operations

For the fourth quarter of 2017, we plan to acquire an entity under common control which provides innovative IT solutions in assisting hotels in the Southeast Asia region with their online reservation system. In addition, we plan to initiate the setting up of offices in the Philippines, and to hire sales and IT staff. Once that is secured, we plan to start our sales team to sell our primary solution to local Philippines hotels, which is the online reservation systems. In the fourth quarter of 2017, we intend to open up our sales team, and start securing hotel clients from Malaysia. Further, we will be developing new products such as analytics, business intelligence and marketing services for our hotel clients. Such products can be fully developed within the same quarter.

Subject to the completion of the planned acquisition, we intend to be focusing on sales in Philippines and Malaysia in the first quarter of 2018. Product focus shall be securing new hotels for our online reservation system, and to upsell the existing hotel clients with analytics, business intelligence and marketing services.

In the second quarter of 2018, we plan to expand our reach of hotel clients to Indonesia, mainly Bali. We may not be setting up a physical office within this quarter but we shall be supporting these hotels remotely from Malaysia.

We expect that our currently available capital resources could sustain our operations for the next two months. If adequate additional financing is not available on reasonable terms after two months, we may not be able to continue to develop and expand our services, which may impact our cash flow and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

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

Results of Operations

Comparison of results of operations for the nine-month periods ended September 30, 2017 and 2016

We had no revenue during the nine-month periods ended September 30, 2017 and 2016.

We incurred operating expenses in the amount of $25,616 in the nine-month period ended September 30, 2017 as compared to $16,490 in the nine-month period ended September 30, 2016. Expenses are mainly attributed to professional fees. For the nine months ended September 30, 2017, the Company incurred more professional fees in relation to potential acquisitions and regulatory filings

Comparison of results of operations for the three-month periods ended September 30, 2017 and 2016

We had no revenue during the three-month periods ended September 30, 2017 and, 2016.

During the three-month period ended September 30, 2017, we incurred operating expenses in the amount of $18,344 compared to $3,500 during the three-month period ended September 30, 2016. For the three months ended September 30, 2017, the Company incurred more professional fees in relation to potential acquisitions and regulatory filings.

The Company’s operations to date have been limited to offering shares of common stock to investors.

Liquidity and Capital Resources

As of September 30, 2017, we had total assets and liabilities of $1,384 and $7,500, respectively. We had stockholders’ deficit of $6,116 as of September 30, 2017. Our cash and cash equivalents balance as of September 30, 2017 was $1,384.

The Company used cash of $21,116 in operating activities during the nine months ended September 30, 2017. The Company received cash of $22,500 from financing activities.

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

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

As reflected in the financial statements, we had no sources of recurring revenues, an accumulated deficit, net loss and net cash used in operating activities for the reporting periods ended September 30, 2017 and 2016. These factors raise substantial doubt from our auditor about our ability to continue as a going concern. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At September 30, 2017, all of the Company’s cash was deposited in one bank.

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

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017.

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

Glocorp Inc.

Date: November 14, 2017	By:	/s/ Wendel Santos
Wendel Santos
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Franz Narcis
Franz Narcis
Chief Financial Officer
(Principal Accounting Officer)

