Form 10-K
period 2017-12-31
GLOCORP INC.
filed 2018-04-10
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-210519

Glocorp, Inc.

(Exact name of registrant as specified in its charter)

Nevada	61-1804645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100.3.037, 129 Offices, Block J, Jaya One, No. 72A, Jalan Universiti, Petaling Jaya, Malaysia	46200
(Address of principal executive offices)	(Zip Code)

+60123838521

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of March 30, 2018, the number of shares of common stock of the registrant outstanding is 125,003,000.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

Item 1.	Business.

Overview

Incorporated on December 31, 2015 under the laws of the State of Nevada, Glocorp Inc. (“Glocorp”) provides innovative IT solutions in assisting hotels in the Southeast Asia region with their online reservation system, through its wholly-own subsidiary Atlantis Systems Sdn Bhd. This helps the hotels reduce their dependencies on third-party travel sites and attract potential customers to book directly from the hotel website. Further, Atlantis assists such hospitality providers to leverage data as one of their most important business assets and enable hotel managers and business analysts to make up-to-the-minute statistically driven decisions and capitalize on revenue opportunities. Atlantis’s product includes solutions that would identify industry trends, improve business processes, and uncover risks that might otherwise go unnoticed, minimizing reporting errors, omissions, or duplicate information and therefore providing misleading information. The system is also helping its users to increase their efficiency in analyzing reports and provide the users with a more comprehensive insight to customer behavior at a much lower cost. With the help of the product, Atlantis’s clients are learning more about its potential customers, optimizing their business operations and improve their customer service.

In February 2016, we completed a Regulation S offering in which we sold 100,000,000 shares of Common Stock to thirty (30) investors, at a purchase price of $0.0001 per share for an aggregate offering price of $10,000.

On January 24, 2018, we and the shareholders of Atlantis Systems Sdn Bhd (“Atlantis Malaysia”) entered into a Share Exchange Agreement. Pursuant to the agreement, we issued 20,003,000 shares of its common stock to Atlantis Malaysia’s shareholders in exchange for 100% of Atlantis Malaysia’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis Malaysia became a wholly-owned subsidiary of the Company. The acquisition was considered a common control transaction.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Product – Hotel Reservation System

We plan to provide hotels in Southeast Asia (“SEA”), particularly in Malaysia, Singapore and the Philippines, with a one-stop IT solution that could help them attract more customers directly to their website, as well as a tool to study customer behaviors to improve their business operations. Our system will help connect consumers wishing to make travel reservations with hotels directly in the SEA. Once reservations are made, our system is expected to help the hotels to manage the reservation until customers complete their stay at the hotel, process payments both online or offline and generate reports that could help business analysts to study the behavior and patterns of the customers visiting the hotels. We generate our revenue by charging each hotel a fixed monthly fee for the use of our systems. We believe that by offering our clients a fixed fee structure, the hotels could reduce their operation cost and maximize their profitability.

We are currently providing this solution to hotels in Malaysia and Indonesia.

Competition

We compete against both local and global hotel reservation companies. We believe that our major competitors within the SEA include, among others, Fastbooking, Directwithhotels, Siteminder and Travelclicks.

While the industry is intently competitive, we believe that our product will have an advantage over others for a number of reasons. First, because we only target the hotels within the SEA, a region that we understand the culture and have the local know-how, we can provide tailored local services and personalized relationship with each of our clients. The competitors with international presence do not necessarily have the best local presence, as their support teams are connected through helpdesks and call centers. We, however, plan to have physical offices in the areas where we plan to serve our hotel clients and therefore could offer local customer care service. Second, because we have local customer service teams in areas we plan to establish our presence, we can offer immediate response to address issues raised by our client. Third, as additional features for using our product, we plan to offer complementary marketing services to our clients through social media, our website and other offline channels.

With the acquisition of Atlantis Malaysia, we are already having presence in Malaysia and Indonesia. We are currently building the staff force to secure more hotels clients, and will be our main focus for the next 2 years.

Marketing Strategy

Offline Marketing Activities. We plan to hire a more sales force on the ground stationed in various cities throughout the SEA. We rely the sales teams to reach out to our potential clients through cold phone calls or personal meetings. The sales force receive commission for successful generation of product subscription. In addition, we leverage their presence in local cities to promote and raise awareness of our products.

Online Marketing Activities. To further promote our brand, we also take advantage of the Internet and various mobile social network applications, such as Facebook and Twitter, through which we introduce basic products and services information, market research and updates to our clients.

Seasonality

We do not have a seasonal business cycle.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business. However, we do control the source code of our products. Probably in future, we may apply for patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

Domain Names

Our domain names are www.glocorp.asia and www.theatlantiscompany.com.

Employees

We presently have one employee apart from our officers and directors.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

The Company’s principal executive office and mailing address is 100.3.037, 129 Offices, Block J, Jaya One, No. 72A, Jalan Universiti, Section 13, 46200, Petaling Jaya, Malaysia. Our telephone number is +60123838521. As we are not generating sufficient revenue at this time to justify a separate corporate office, the office space of our principal executive office is provided by our Director, Franz Narcis at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Item 3.	Legal Proceedings

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, as of the date of this Form 10-K, we are currently not involved with any such legal proceedings or claims.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCQB in the second quarter of 2018. However, we can provide no assurance that our shares of common stock will be quoted on the OTCQB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this report, we had thirty (30) holders of our Common Stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

The Company was incorporated on December 31, 2015 under the laws of the State of Nevada. On January 24, 2018, we and the shareholders of Atlantis Systems Sdn Bhd (“Atlantis Malaysia”) entered into a Share Exchange Agreement. Pursuant to the agreement, we issued 20,003,000 shares of its common stock to Atlantis Malaysia’s shareholders in exchange for 100% of Atlantis Malaysia’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis Malaysia became a wholly-owned subsidiary of the Company. The acquisition was considered a common control transaction.

Together with Atlantis Malaysia, we commit to provide hotels in the Southeast Asia region the following services:

(1)	Innovative IT solutions in their online reservation system.

(2)	A made-for-hospitality solution that will help the hotels reduce their dependencies on third-party travel sites and attract potential customers to book directly from the hotel website.

(3)	Leverage data as one of their most important business assets and enable hotel managers and business analysts to make up-to-the-minute statistically driven decisions and capitalize on revenue opportunities to address the growing requirement for hospitality providers.

(4)	An IT solution that would identify industry trends, improve business processes, and uncover risks that might otherwise go unnoticed.

Our system is expected to remove the hassle of studying paper reports and spreadsheets, many of which contain errors, omissions, or duplicate information and therefore provide misleading information. Our system is also expected to help its users to increase their efficiency in analyzing reports and provide the users with a more comprehensive insight to customer behavior at a much lower cost. With the help of Company’s product, clients are expected to learn more about its potential customers, optimize their business operations and improve their customer service.

Plan of Operations

Our goal is to maintain the quality of our product and services. We also plan to obtain sufficient resources to expand our business by reaching out to more customers in different areas in Asia.

For the upcoming three months, we will focus on building a sales staff force to canvas wider areas in Malaysia to obtain more hotel clients. Since we have an office in Malaysia, it is logical to secure more hotels within Malaysia at this moment through recruitment of more sales staff. We also plan to build stronger relationship with our existing hotel clients for potential referrals and testimonials for our marketing purposes.

In the next three months thereafter, we plan to set up an office Indonesia to serve hotels in Indonesia. These hotels are referred by our existing clients in Malaysia. Further, we will also hire few sales representatives in Indonesia to build the market. We also expect to set up an office in the Philippines to start our presence in that country.

During the fourth quarter of 2018, we are looking into setting up an office in Thailand to survey the market, especially on price sensitivity of the industry. We anticipate to hire minimal staff in Thailand for the project.

In the first quarter of 2019, we expect to launch our next product, which we term as “your personal online concierge services”. The main purpose and function of this product is to be the local “personal assistant” to all travelers, be it for business or leisure.

If we are unable to build a sustainable customer base through our marketing channels, we may cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. We intend to raise additional capital through private placements once we gain a quotation on the OTCQB, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash or cease operations entirely. Other than as described above, we have no other financing plans.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations - Fiscal Years ended December 31, 2017 and 2016

We generated no revenue for the fiscal years ended December 31, 2017 and 2016. We incurred operating expenses of $59,167, which is solely attributable to general and administrative expenses, compared to $19,490 for the fiscal year ended December 31, 2016. The increase is primarily due to the increase of professional expenses incurred from the launch of our business and completing the acquisition of Atlantis.

We have other income of $100 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. The increase is due to the foreign exchange rate on proceeds from subscription receivable.

We had a net loss of $59,067 compared to $19,490 for the year ended December 31, 2016. The increase was mainly due to the increase in professional fees.

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

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $1,294. During 2017, we received $10,000 from the sale of our common stock that was subscribed in 2016 to fund our future operating expenses, pay our obligations, and grow our company. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

We have nominal assets and have an accumulated deficit since inception. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. In addition, we may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations.

Our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this registration statement, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties.

Our future operations are also dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Going Concern

The Company has suffered recurring losses from operations and has a net capital deficiency. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, debt financing or from the sale of its equity. However, the Company currently has no commitments from any third parties for financing. If the Company is unable to acquire additional financing, it will be required to significantly reduce its current level of operations or cease business.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

1.	Basis of presentation

2.	New accounting pronouncements

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

Glocorp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Glocorp, Inc.
Selangor, Petaling Jaya, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glocorp, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2016.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 10, 2018

GLOCORP INC.

BALANCE SHEETS

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,294	$-

TOTAL ASSETS	$1,294	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	$19,219	$3,000
TOTAL LIABILITIES	19,219	3,000

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 authorized shares and 105,000,000 shares issued and outstanding	105,000	105,000
Additional paid-in capital (deficit)	(39,368)	(73,510)
Subscription receivable	-	(10,000)
Accumulated deficit	(83,557)	(24,490)
Total stockholders’ deficit	(17,925)	(3,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,294	$-

The accompanying notes are an integral part of these financial statements.

F-2

GLOCORP INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	2017	2016
OPERATING EXPENSES
General and administrative	$59,167	$19,490

TOTAL OPERATING EXPENSES	59,167	19,490

OTHER INCOME	100	-

NET LOSS	$(59,067)	$(19,490)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	105,000,000	105,000,000

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GLOCORP INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2017 and 2016

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
Balances, December 31, 2015	5,000,000	$5,000	$-	$-	$(5,000)	$-
Shares subscribed	100,000,000	100,000	(90,000)	(10,000)	-	-
Additional capital contribution	-	-	16,490	-	-	16,490
Net loss	-	-	-	-	(19,490)	(19,490)

Balances, December 31, 2016	105,000,000	105,000	(73,510)	(10,000)	(24,490)	(3,000)

Cash received from share subscriptions	-	-	-	10,000	-	10,000
Additional capital contribution	-	-	34,142	-	-	34,142
Net loss	-	-	-	-	(59,067)	(59,067)
Balances, December 31, 2017	105,000,000	$105,000	$(39,368)	$-	$(83,557)	$(17,925)

The accompanying notes are an integral part of these financial statements.

GLOCORP INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,067)	$(19,490)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,219	3,000
CASH USED IN OPERATING ACTIVITIES	(42,848)	(16,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	34,142	16,490
Proceeds from subscription receivable	10,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	44,142	16,490

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,294	-

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS – END OF YEAR	$1,294	$-

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOCORP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Glocorp, Inc (the “Company”) was incorporated in the State of Nevada on December 31, 2015. On January 24, 2018, the Company acquired 100% ownership of Atlantis Systems Sdn Bhd (“Atlantis Malaysia”) pursuant to a Share Exchange Agreement. Atlantis Malaysia was owned by the Company’ directors and the acquisition was considered a common control transaction. Through Atlantis Malaysia, the Company provides software and website design, development and maintenance services to hotels in Asia.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At December 31, 2017, all of the Company’s cash was deposited in one bank.

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

Loss Per Common Share

Loss per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the year ending December 31, 2016. There was no significant impact in the financial results.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The Company has suffered recurring losses from operations and has a net capital deficiency. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, debt financing or from the sale of its equity. However, the Company currently has no commitments from any third parties for financing. If the Company is unable to acquire additional financing, it will be required to significantly reduce its current level of operations or cease business.

NOTE 3 – EQUITY

During 2016, the Company sold 100,000,000 shares of common stock for $10,000, including 25,000,000 shares to our Chief Executive Officer and 26,900,000 shares to our Chief Financial Officer. During 2017, the Company received the proceeds of $10,000 from the subscriptions.

During the years ended December 31, 2017 and 2016, the Company’s director, Low Koon Poh, made additional capital contributions of $34,142 and $16,490, respectively, by paying professional fees on behalf of the Company.

NOTE 4 – INCOME TAX

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to a flat 21% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of approximately $9,400 and a corresponding reduction in the valuation allowance. As of December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration. The Company had net operating loss carry-forwards of approximately $83,600 and $24,500 as of December 31, 2017 and 2016, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On January 24, 2018, the Company and the shareholders of Atlantis Malaysia entered into a Share Exchange Agreement. Pursuant to the agreement, the Company issued 20,003,000 shares of its common stock to Atlantis Malaysia’s shareholders in exchange for 100% of Atlantis Malaysia’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis Malaysia became a wholly-owned subsidiary of the Company. Atlantis Malaysia was owned by the Company’ directors and the acquisition was considered a common control transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;

3)	ineffective controls over period end financial disclosure and reporting processes; and

4)	lack of accounting personnel with adequate experience and training.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2017. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2017.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in 2017. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of the date hereof. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Wendel Santos	38	President, Chief Executive Officer and Director
Franz Narcis	31	Chief financial Officer and Director
Low Koon Poh	45	Director
Chan Foo Weng	53	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Wendel Santos – President, Chief Executive Officer and Director

Mr. Santos has been our President, Chief Executive Officer and Director since the incorporation of our company. He has also been the President and Chief Executive Officer of Glocorp IT Solutions Inc in the Philippines since December 11, 2007, providing web hosting and other web services within the Philippines. With the creation of its product under the name of “Atlantis”, the company is a pioneer in the online reservation management systems in the hotel industry in Southeast Asia. Operating first in the Philippines and has since captured 8% of the market share, the business grew quickly through and has recently expanded to Malaysia & Singapore.

Mr. Santos holds a Bachelor’s Degree in Computer Engineering from Don Bosco Technical School in the Philippines.

Franz Elioe Narcis – Chief Financial Officer and Director

Mr. Narcis has been our Director since inception and Chief Financial Officer since May 4, 2017. Mr. Narcis has also been the director of Marketify Consulting Sdn Bhd, a digital consulting company since January 2013. Helping clients develop and execute digital strategies for many brands and products, Mr. Narcis oversees Marketify’s operations and lead consultant for all projects. From September 2010 to January 2013, Mr. Narcis worked as a Product Manager for IPGA Ltd, an Australian-based company which owns property portals across Asia for 3 years. Mr. Narcis was in charge of company’s advertising products and brand outreach towards property developers, real estate brokers and buyers.

Mr. Narcis holds a Diploma Certificate in Culinary Arts from KDU College in Malaysia.

Low Koon Poh - Director

Mr. Low has been our Director since inception. Since December 31, 2015, Mr. Low has also been the Director of Mon Space Net Inc., a creator of an online business to business marketplace, and was the CEO, CFO, Treasurer and Secretary of the same company from December 31, 2015 to June 1, 2016. Mr. Low’s duty as the Director primarily involves providing advice on the organization and maintenance of corporate governance. Since June 2015, Mr. Low has served as President, Secretary, Treasurer, CFO and Director of NextGlass Technologies Corporation, which is primarily an electronic company specializing in smart glass technology. His role mainly involves ensuring the company’s compliance with the necessary regulatory and internal control procedures.

Since January 2009, Mr. Low has managed his own accounting services practice and has been the President of KL Management Services in Petaling Jaya, Malaysia. Mr. Low has also been the President of IPO Partners Limited, a corporate advisory firm since April 2015. Mr. Low has worked on corporate projects involving mergers and acquisitions, initial public offerings, corporate restructuring, reverse mergers in Malaysia, Singapore and Taiwan.

Prior to his position at KL Management Services, Mr. Low worked as auditor for an international audit firm, an accountant for a Japanese MNC, plus a couple of years as Financial Controller for two public listed companies in Malaysia. Mr. Low has 22 years of combined experience in corporate finance, auditing and accounting in various industries such as construction, plantation, hotels, property, manufacturing, marketing and many more.

Mr. Low is a Fellow member of the Association of Chartered Certified Accountants (ACCA) and a Practicing Chartered Accountant under Malaysian Institute of Accountants (MIA).

Chan Foo Weng - Director

Mr. Chan has been our Director since the beginning. Since December 31, 2015, Mr. Chan has also been the Director of Mon Space Net Inc., a creator of an online business to business marketplace. Mr. Chan has also been the Managing Director of IPO Partners Limited since April 2015, leveraging his extensive background in finance, operations & marketing from various industries and helping companies go public at different stock exchanges worldwide. Prior to that, He was the director of Moxian Malaysia Sdn Bhd. From January 2011 to February 2013, Mr. Chan was the CEO of MX International Sdn Bhd. With vast working experience, Chan Foo Weng had also held top positions in several highly-acclaimed companies such as Thrifty Payless Incorporated (US), Berjaya Cosway and Diners Club International.

Mr. Chan holds a degree in Management from Southern Illinois University, USA and has over 25 years of experience in corporate management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its officers and directors.

Item 11.	Executive Compensation

Our directors and executive officers have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to our directors and executive officers until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this registration statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of March 30, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Executive Officers and Directors:
Wendel Santos, Chief Executive Officer and Director	25,001,000	20.00%

Franz Narcis, Chief Financial Officer and Director	46,901,000	37.52%

Low Koon Poh, Director	7,001,000	5.60%

Chan Foo Weng, Director	8,650,000	6.92%

All Executive Officers and Directors as a group (4 people)	87,553,000	70.04%

5% Shareholders:
Rosette Santos	12,500,000	10.00%
Michael Santos	12,500,000	10.00%

(1)	Based on 125,003,000 shares of Common Stock outstanding as of March 30, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

We currently use the office space provided by our Director, Franz Narcis at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Mr. Wendel Santos, who was appointed and approved as our Chief Executive Officer since inception, purchased 25,000,000 shares of our Common Stock for $2,500 on February 20, 2016. The Company received $2,500 related to Ms. Santos’s purchases of these 25,000,000 common shares on March 29, 2017. These shares were issued in reliance on the exemption under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Mr. Franz Narcis, who was appointed and approved as our Chief Financial Officer in May 2017, purchased 26,900,000 shares of our Common Stock for $2,690 on February 20, 2016. The Company received $2,690 related to Ms. Narcis’s purchases of these 26,900,000 common shares on April 6, 2017. These shares were issued in reliance on the exemption under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On January 24, 2018, the Company issued 20,001,000, 1,000 and 1,000 respectively to Franz Narcis, Wendel Santos and Low Koon Poh, being full consideration for the acquisition of 100% of the shares in Atlantis systems Sdn Bhd, a company incorporated in Malaysia.

Free Office Space

We currently use the office space provided by our Director, Franz Narcis at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation. Due to Mr. Low and Mr. Chan’s initiative in founding and organizing the business of the Company, they may be deemed to be a promoter under the Securities Act Rule 405.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $35,570 and $9,000 for the fiscal year ended December 31, 2017 and 2016, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit #	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on July 7, 2017.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glocorp Inc, Inc.

April 10, 2018	By:	/s/ Wendel Santos
Wendel Santos
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendel Santos	Chief Executive Officer and Director	April 10, 2018
Wendel Santos	(Principal Executive Officer)

Signature	Title	Date

/s/ Franz Narcis	Chief Financial Officer and Director	April 10, 2018
Franz Narcis	(Principal Accounting and Financial Officer)

Signature	Title	Date

/s/ Low Koon Poh	Director	April 10, 2018
Low Koon Poh

Signature	Title	Date

/s/ Chan Foo Weng	Director	April 10, 2018
Chan Foo Weng

