Form 10-Q
period 2018-03-31
GLOCORP INC.
filed 2018-05-21
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 125,003,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 15, 2018.

Glocorp Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated interim financial statements of Glocorp Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

GLOCORP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017*

ASSETS
Current assets
Cash and cash equivalents	$3,989	$6,342
Accounts receivable	5,681	4,762
Total current assets	9,670	11,104
Fixed assets	2,641	2,762
Total assets	$12,311	$13,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,248	$19,845
Accounts payable and accrued liabilities – related parties	6,877	960
Advances from related parties	20,188	20,364
Income tax payable	179	170
Total current liabilities	38,492	41,339
Total liabilities	38,492	41,339

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 authorized shares and 125,003,000 and 105,00,000 shares issued and outstanding, respectively	125,003	105,000
Additional paid-in capital (deficiency)	(29,074)	(34,691)
Accumulated deficit	(122,189)	(98,368)
Accumulated other comprehensive income	79	586
Total stockholders’ deficit	(26,181)	(27,473)
Total liabilities and stockholders’ deficit	$12,311	$13,866

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31,
	2018	2017*

Revenues	$6,403	$7,241
Cost of revenues	(304)	(181)
Gross profit	6,099	7,060

Operating expenses
General and administrative	(29,920)	(9,207)
Total operating expenses	(29,920)	(9,207)

Loss before income tax	(23,821)	(2,147)
Income tax expense	-	(235)
Net loss	$(23,821)	$(2,382)

Comprehensive loss:
Net loss	(23,821)	(2,382)
Other comprehensive loss:
Foreign currency translation loss	(507)	(206)
Total comprehensive loss	$(24,328)	$(2,588)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	119,891,122	105,000,000

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,821)	$(2,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	-
Deferred taxes	-	235
Changes in operating assets and liabilities:
Accounts receivable	(661)	(1,739)
Accounts payable and accrued liabilities	(8,619)	(5,022)
Accounts payable and accrued liabilities – related parties	5,860	-
Deferred revenue	-	(810)
CASH USED IN OPERATING ACTIVITIES	(26,981)	(9,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	25,620	6,000
Proceeds from subscription receivable	-	5,469
Advances from (repayment to) related parties	(1,213)	1,926
CASH PROVIDED BY FINANCING ACTIVITIES	24,407	13,395

Effect of currency exchange rates	221	45

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,353)	3,722

Cash and cash equivalents, beginning of period	6,342	4,127
Cash and cash equivalents, end of period	$3,989	$7,849

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Glocorp Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2015. On January 24, 2018, the Company entered into a share exchange agreement with Atlantis Systems Sdn Bhd (“Atlantis”) and all of Atlantis’s shareholders. Pursuant to the agreement, the Company acquired all of the outstanding shares of Atlantis (the “Atlantis Shares”) from the Atlantis shareholders in exchange for the issuance of 20,003,000 shares of the Company’s common stock. Upon completion of the transaction, Atlantis became a wholly-owned subsidiary of the Company. The acquisition was considered a business combination under common control. Through Atlantis, the Company offers online reservation system solutions to hotels and provides IT solution in assisting hotels in Southeast Asia region with their online reservation system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Atlantis. Intercompany transactions and balances have been eliminated in consolidation. Atlantis was controlled by the Company’s directors, Mr. Franz Elioe Narcis and Mr. Low Koon Poh since its inception. Accordingly, the acquisition of Atlantis was considered a common control transaction and was accounted for as if the acquisition had occurred at the beginning of the period, with prior periods retrospectively adjusted to furnish comparative information. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions.

Foreign Currency

The Company’s financial statements are presented in the U.S. dollar (“$”), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations and Malaysian $ (“MYR”) for its Malaysia-based operations. All assets and liabilities are translated at the exchange rate on the balance sheet date and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the respective periods:

	March 31, 2018	December 31, 2017
Period end: Malaysian $ to USD exchange rate	$3.8610	$4.0614
Average for the period: Malaysian $ to USD exchange rate	$3.9255	$4.2991

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common Control Transaction

The acquisition of Atlantis is accounted for as a common control transaction whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s at their historical carrying value. Any difference between the carrying value and recognized consideration is treated as a capital transaction.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company’s cash and cash equivalents as of March 31, 2018 was $3,989.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using the age of receivables and knowledge of the individual customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2018 and December 31, 2017, there was no allowance for uncollectible accounts receivable.

Fixed Assets

Fixed assets mainly consist of a computer and is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years. For the three months ended March 31, 2018, the Company recorded depreciation expense of $260.

Deferred Revenue

Deferred revenue represents amounts collected for services that are paid in advance. The Company recognizes revenue from subscription service agreements when the service is delivered and collected.

Revenue Recognition

The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, which among other changes reduces the federal corporate tax rate to 21%. We have conducted a preliminary review of the impact of the TCJA and do not anticipate it to have a material impact on our consolidated condensed financial statements primarily due to the valuation allowance recorded against our net deferred tax assets.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of March 31, 2018 and 2017, there are no outstanding dilutive securities.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. Since the company is an Emerging Growth Company, adoption is not required until 2019. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

 NOTE 3 – GOING CONCERN

As of March 31, 2018, the Company generated nominal revenues of $6,403 and had an accumulated deficit of $122,189 and a net working capital deficit of $28,822. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital to fund the business and attaining profitable contracts.

The Company is attempting to generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. While it believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement our business plan, generate sufficient revenue and in its ability to raise additional funds.

NOTE 4 – ACQUISITION

On January 24, 2018, the Company acquired 100% ownership of Atlantis by issuing 20,003,000 shares of the Company’s common stock. Atlantis was controlled by the Company’s directors, Mr. Franz Elioe Narcis and Mr. Low Koon Poh since inception. Accordingly, the acquisition of Atlantis was considered a common control transaction and was accounted for as if the acquisition had occurred at the beginning of the period, with prior periods retrospectively adjusted to furnish comparative information. The following comparative table presents the pro forma consolidated balance sheet of the Company as of December 31, 2017 that reflects the acquisition of Atlantis:

	Glocorp Parent (As previously reported)	Atlantis	Consolidated

Assets
Cash and cash equivalents	$1,294	$5,048	$6,342
Accounts receivable	-	4,762	4,762
Total current assets	1,294	9,810	11,104
Fixed asset	-	2,762	2,762
Total assets	1,294	12,572	13,866

Liabilities and stockholders’ deficit

Current liabilities:
Accounts payable and accrued liabilities	19,219	626	19,845
Accounts payable and accrued liabilities – related parties	-	960	960
Advances from related parties	-	20,364	20,364
Income tax payable	-	170	170
Total current liabilities	19,219	22,120	41,339

Stockholders’ deficit
Common stock	105,000	-	105,000
Additional paid-in capital (deficiency)	(39,368)	4,677	(34,691)
Accumulated deficit	(83,557)	(14,811)	(98,368)
Other comprehensive income	-	586	586
Total equity	(17,925)	(9,548)	(27,473)
Total liabilities and stockholders’ deficit	$1,294	$12,572	$13,866

There were no intercompany transactions between the Company and Atlantis as of December 31, 2017 and for the three months ended March 31, 2018 and 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable

As of March 31, 2018 and December 31, 2017, the Company had payables of $6,877 and $960, respectively, to a company controlled by a director. The related party provided professional services such as bookkeeping to the Company.

Advances from related parties

As of March 31, 2018 and December 31, 2017, the Company had payables to two directors of $20,188 and $20,364, respectively. The directors paid business expenses on behalf of the Company. These payables are interest free, unsecured, and due on demand.

Office lease

The Company used the workplace and office equipment provided by Marketify Consulting Sdn Bhd, a company owned by the Company’s director, free of charge.

NOTE 6 – EQUITY

On January 24, 2018, the Company and the shareholders of Atlantis entered into a Share Exchange Agreement. Pursuant to the agreement, the Company issued 20,003,000 shares of its common stock to Atlantis’s shareholders in exchange for 100% of Atlantis’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis became a wholly-owned subsidiary of the Company.

For the three months ended March 31, 2018, the Company’s director, Low Koon Poh, made additional contributions to the Company by paying professional expenses of $25,620 on behalf of the Company.

NOTE 7 – INCOME TAXES

The Company operates in the United States and Malaysia. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The parent company is subject to income tax in United States, which has a statutory income tax rate of 21%. Atlantis is subject to income tax in Malaysia, which has a statutory income tax rate of 18% for the capital is not more than Malaysia $2.5 million and profit is less than Malaysia $500,000.

For the three months ended March 31, 2018, the Company had net losses and, therefore, has no income tax expense. For the three months ended March 31, 2017, Atlantis had taxable net income of $1,307 and therefore recorded income tax expense of $235. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

NOTE 8 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. The Company generated a portion of its revenues from four major customers (12-29% each) for the three months ended March 31, 2018. As of March 31, 2018, the amount due from the four customers included in accounts receivable was $4,943.

The Company purchased the services from three vendors (58%, 23% and 19%) for the three months ended March, 31, 2018. As of March 31, 2018, there was no due to these vendors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended March 31, 2018 and 2017. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

Overview

We were incorporated on December 31, 2015 under the laws of the State of Nevada. On January 24, 2018, we and the shareholders of Atlantis Systems Sdn Bhd (“Atlantis Malaysia”) entered into a Share Exchange Agreement. Pursuant to the agreement, we issued 20,003,000 shares of its common stock to Atlantis Malaysia’s shareholders in exchange for 100% of Atlantis Malaysia’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis Malaysia became a wholly-owned subsidiary of the Company. The acquisition was considered a common control transaction.

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

For the upcoming three months, we will focus on building a sales staff force to canvas wider areas in Malaysia to obtain more hotel clients. Since we have an office in Malaysia, it is logical to secure more hotels within Malaysia at this moment through recruitment of more sales staff. We also plan to build stronger relationships with our existing hotel clients for potential referrals and testimonials for our marketing purposes.

In the next three months thereafter, we plan to set up an office in Indonesia to serve hotels in Indonesia. These hotels are referred by our existing clients in Malaysia. Further, we will also hire a few sales representatives in Indonesia to build the market. We also expect to set up an office in the Philippines to start our presence in that country.

During the fourth quarter of 2018, we are looking into setting up an office in Thailand to survey the market, especially on price sensitivity of the industry. We anticipate hiring minimal staff in Thailand for the project.

In the first quarter of 2019, we expect to launch our next product, which we term as “your personal online concierge services”. The main purpose and function of this product is to be the local “personal assistant” to all travellers, be it for business or leisure.

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

Results of Operations

Comparison of the results of operations for the three months ended March 31, 2018 and 2017

We had revenue of $6,403 for the three months ended March 31, 2018 as compared to $7,241 for the three months ended March 31, 2017. The decrease was because we had fewer customers in 2018.

We incurred operating expenses in the amount of $29,920 for the three months ended March 31, 2018 as compared to $9,207 for the three months ended March 31, 2017. The increase is mainly attributed to professional fees for audit fees and accounting fees of $21,906 in relation to the Atlantis acquisition.

Liquidity and Capital Resources

As of March 31, 2018, we had total assets and liabilities of $12,311 and $38,492, respectively. We had stockholders’ deficit of $26,181 as of March 31, 2018. Our cash and cash equivalents balance as of March 31, 2018 was $3,989.

The Company used cash of $26,981 in operating activities during the three months ended March 31, 2018. The Company received cash of $24,407 from financing activities.

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

Going Concern

As of March 31, 2018, the Company had generated revenue of $6,403 and had an accumulated deficit of $122,189 and working deficit of $26,181. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital fund the business and attaining profitable contracts.

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

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

1.	Revenue recognition
2.	Foreign currency

Contractual Obligations

We do not have any contractual obligations at this time.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018.

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

Glocorp Inc.

Date: May 21, 2018	By:	/s/ Wendel Santos
Wendel Santos
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Franz Narcis
Franz Narcis
Chief Financial Officer
(Principal Financial and Accounting Officer)

