Form 10-Q
period 2018-06-30
GLOCORP INC.
filed 2018-08-14
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 125,003,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 14, 2018.

Glocorp Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated condensed interim financial statements of Glocorp Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

GLOCORP INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017*

ASSETS
Current assets
Cash and cash equivalents	$3,647	$6,342
Accounts receivable	2,604	4,762
Total current assets	6,251	11,104
Fixed assets	2,277	2,762
Total assets	$8,528	$13,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$35,503	$19,845
Accounts payable and accrued liabilities – related parties	5,536	960
Advances from related parties	16,319	20,364
Income tax payable	172	170
Total liabilities	57,530	41,339

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 authorized shares and 125,003,000 and 105,00,000 shares issued and outstanding, respectively	125,003	105,000
Additional paid-in capital (deficiency)	(19,074)	(34,691)
Accumulated deficit	(155,492)	(98,368)
Accumulated other comprehensive income	561	586
Total stockholders’ deficit	(49,002)	(27,473)
Total liabilities and stockholders’ deficit	$8,528	$13,866

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017*	2018	2017*

Revenues	$4,027	$8,207	$10,430	$15,448
Cost of revenues	(377)	(1,536)	(681)	(1,717)
Gross profit	3,650	6,671	9,749	13,731

Operating expenses
General and administrative	(36,953)	(8,511)	(66,873)	(17,718)
Total operating expenses	(36,953)	(8,511)	(66,873)	(17,718)

Loss before income tax	(33,303)	(1,840)	(57,124)	(3,987)
Income tax expense	-	(382)	-	(617)
Net loss	$(33,303)	$(2,222)	$(57,124)	$(4,604)

Comprehensive loss:
Net loss	(33,303)	(2,222)	(57,124)	(4,604)
Other comprehensive loss:
Foreign currency translation gain (loss)	483	(451)	(25)	(657)
Total comprehensive loss	$(32,820)	$(2,673)	$(57,149)	$(5,261)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	125,003,000	125,003,000	125,003,000	125,003,000

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,124)	$(4,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	516	-
Changes in operating assets and liabilities:
Accounts receivable	2,237	(1,415)
Deferred tax assets	-	617
Accounts payable and accrued liabilities	15,641	(4,654)
Accounts payable and accrued liabilities – related parties	4,606	-
Deferred revenues	-	(820)
CASH USED IN OPERATING ACTIVITIES	(34,124)	(10,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	35,620	6,000
Proceeds from subscription receivable	-	10,000
Advances from (repayment to) related parties	(4,279)	1,366
CASH PROVIDED BY FINANCING ACTIVITIES	31,341	17,366

Effect of currency exchange rates	88	199

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,695)	6,689

Cash and cash equivalents, beginning of period	6,342	4,127
Cash and cash equivalents, end of period	$3,647	$10,816

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

Notes to Consolidated condensed Financial Statements

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

	June 30, 2018	December 31, 2017
Period end: Malaysian $ to USD exchange rate	$4.0316	$4.0614
Average for the period: Malaysian $ to USD exchange rate	$3.9528	$4.2991

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company’s cash and cash equivalents as of June 30, 2018 was $3,647.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using the age of receivables and knowledge of the individual customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2018, and December 31, 2017, there was no allowance for uncollectible accounts receivable.

Fixed Assets

Fixed assets mainly consist of a computer and is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years. For the six months ended June 30, 2018, the Company recorded depreciation expense of $516.

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

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of June 30, 2018 and 2017, there are no outstanding dilutive securities.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Standards

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

NOTE 3 – GOING CONCERN

As of June 30, 2018, the Company generated nominal revenues of $10,430 and had an accumulated deficit of $155,492 and a net working capital deficit of $51,279. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital to fund the business and attaining profitable contracts.

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

There were no intercompany transactions between the Company and Atlantis as of December 31, 2017 and for the six months ended June 30, 2018 and 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable

As of June 30, 2018 and December 31, 2017, the Company had payables of $5,536 and $960, respectively, to a company controlled by a director. The related party provided professional services such as bookkeeping to the Company, totaled $3,157 for the six months ended June 30, 2018.

Advances from related parties

As of June 30, 2018 and December 31, 2017, the Company received advances from two directors of $16,319 and $20,364, respectively. The directors paid business expenses on behalf of the Company. These advances are interest free, unsecured, and due on demand.

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

For the six months ended June 30, 2018, the Company’s director, Low Koon Poh, made additional contributions to the Company by paying professional expenses of $35,620 on behalf of the Company.

NOTE 7 – INCOME TAXES

The Company operates in the United States and Malaysia. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The parent company is subject to income tax in United States, which has a statutory income tax rate of 21%. Atlantis is subject to income tax in Malaysia, which has a statutory income tax rate of 18% for Companies with net capital less than MYR2,500,000 and net income less than MYR500,000.

For the six months ended June 30, 2018, the Company had net losses and, therefore, has no income tax expense. For the six months ended June 30, 2017, Atlantis had taxable income of $3,285 and incurred income tax expense of $617. As of June 30, 2018 and December 31, 2017, the Company proposed 100% valuation allowance on its deferred tax assets due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

NOTE 8 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. The Company generated a portion of its revenues from four major customers (10-57% each) for the six months ended June 30, 2018. As of June 30, 2018, the amount due from the four customers included in accounts receivable was $2,655.

The Company purchased the services from three vendors (58%, 31% and 11%) for the six months ended June, 30, 2018. As of June 30, 2018, there was no due to these vendors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended June 30, 2018 and 2017. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report.

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

Results of Operations

Comparison of the results of operations for the three and six months ended June 30, 2018 and 2017

We had revenue of $4,027 for the three months ended June 30, 2018 as compared to $8,207 for the three months ended June 30, 2017. We had revenue of $10,430 for the six months ended June 30, 2018 as compared to $15,448 for the six months ended June 30, 2017. The decrease was because we had fewer customers in 2018.

We incurred operating expenses in the amount of $36,953 for the three months ended June 30, 2018 as compared to $8,511 for the three months ended June 30, 2017. We incurred operating expenses in the amount of $66,873 for the six months ended June 30, 2018 as compared to $17,718 for the six months ended June 30, 2017. The increase is mainly attributed to professional fees for audit fees and accounting fees of $47,250 in relation to the Atlantis acquisition.

Liquidity and Capital Resources

As of June 30, 2018, we had total assets and liabilities of $8,528 and $57,530, respectively. We had stockholders’ deficit of $49,002 as of June 30, 2018. Our cash and cash equivalents balance as of June 30, 2018 was $3,647.

The Company used cash of $34,124 in operating activities during the six months ended June 30, 2018. The Company received cash of $31,341 from financing activities.

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

Going Concern

For the six months ended and as of June 30, 2018, the Company had generated revenue of $10,430 and had an accumulated deficit of $155,492 and working capital deficit of $51,279. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital fund the business and attaining profitable contracts.

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

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018.

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

Glocorp Inc.

Date: August 14, 2018	By:	/s/ Wendel Santos
Wendel Santos
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Franz Narcis
Franz Narcis
Chief Financial Officer
(Principal Financial and Accounting Officer)

