Form 10-Q
period 2018-09-30
GLOCORP INC.
filed 2018-11-16
CIK 1673987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-212611

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 125,003,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 16, 2018.

Glocorp Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2018

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Glocorp Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Glocorp Inc.

GLOCORP INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017*

ASSETS
Current assets
Cash	$3,700	$6,342
Accounts receivable	2,161	4,762
Total current assets	5,861	11,104
Fixed assets	1,970	2,762
Total assets	$7,831	$13,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$36,944	$19,845
Accounts payable and accrued liabilities – related parties	1,680	960
Advances from related parties	18,466	20,364
Income tax payable	167	170
Total current liabilities	57,257	41,339
Total liabilities	$57,257	$41,339

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 authorized shares and 125,003,000 and 105,00,000 shares issued and outstanding, respectively	$125,003	$105,000
Additional paid-in capital (deficiency)	25,838	(34,691)
Accumulated deficit	(201,146)	(98,368)
Accumulated other comprehensive income	879	586
Total stockholders’ deficit	(49,426)	(27,473)
Total liabilities and stockholders’ deficit	$7,831	$13,866

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017*	2018	2017*

Revenues	$2,643	$9,633	$13,073	$25,605
Cost of revenues	(93)	(1,707)	(774)	(3,728)
Gross profit	2,550	7,926	12,299	21,877

Operating expenses
General and administrative	(48,204)	(22,609)	(115,077)	(34,451)
Total operating expenses	(48,204)	(22,609)	(115,077)	(34,451)

Loss before income tax	(45,654)	(14,683)	(102,778)	(12,574)
Net loss	$(45,654)	$(14,683)	$(102,778)	$(12,574)

Comprehensive loss:
Net loss	(45,654)	(14,683)	(102,778)	(12,574)
Other comprehensive loss:
Foreign currency translation gain (loss)	318	2,083	293	(809)
Total comprehensive loss	$(45,336)	$(12,600)	$(102,485)	$(13,383)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	125,003,000	105,000,000	123,317,766	105,000,000

* Financial information has been retrospectively adjusted for the acquisition of Atlantis Systems Sdn Bhd.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOCORP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,778)	$(12,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	767	-
Changes in operating assets and liabilities:
Accounts receivable	2,606	(2,082)
Accounts payable and accrued liabilities	17,087	(4,071)
Accounts payable and accrued liabilities – related parties	720	-
Deferred revenue	-	(803)
CASH USED IN OPERATING ACTIVITIES	(81,598)	(19,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	80,532	17,176
Proceeds from subscription receivable	-	10,000
Advances from (repayment to) related parties	(1,568)	(8,287)
CASH PROVIDED BY FINANCING ACTIVITIES	78,964	18,889

Effect of currency exchange rates	(8)	(827)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,642)	(1,468)

Cash, beginning of period	6,342	4,127
Cash, end of period	$3,700	$2,659

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

	September 30, 2018	December 31, 2017
Period end: Malaysian $ to USD exchange rate	$4.1405	$4.0614
Average for the period: Malaysian $ to USD exchange rate	$3.9875	$4.2991

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company’s cash and cash equivalents as of September 30, 2018 was $3,700.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using the age of receivables and knowledge of the individual customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2018, and December 31, 2017, there was no allowance for uncollectible accounts receivable.

Fixed Assets

Fixed assets mainly consist of a computer and is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years. For the nine months ended September 30, 2018, the Company recorded depreciation expense of $767.

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

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of September 30, 2018 and 2017, there are no outstanding dilutive securities.

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

NOTE 3 – GOING CONCERN

As of September 30, 2018, the Company generated nominal revenues of $13,073 and had an accumulated deficit of $201,146 and a net working capital deficit of $51,396. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital to fund the business and attaining profitable contracts.

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

NOTE 4 – ACQUISITION

On January 24, 2018, the Company acquired 100% ownership of Atlantis by issuing 20,003,000 shares of the Company’s common stock. Atlantis was controlled by the Company’s directors, Mr. Franz Elioe Narcis and Mr. Low Koon Poh since inception. Accordingly, the acquisition of Atlantis was considered a common control transaction and was accounted for as if the acquisition had occurred during the earliest period presented. The following comparative table presents the pro forma consolidated balance sheet of the Company as of December 31, 2017 that reflects the acquisition of Atlantis:

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

There were no intercompany transactions between the Company and Atlantis as of December 31, 2017 and for the nine months ended September 30, 2018 and 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable

As of September 30, 2018 and December 31, 2017, the Company had payables of $36,944 and $19,845, respectively, to a company controlled by a director. The related party provided professional services such as bookkeeping to the Company.

Advances from related parties

As of September 30, 2018 and December 31, 2017, the Company had payables to two directors of $18,466 and $20,364, respectively. The directors paid business expenses on behalf of the Company. These payables are interest free, unsecured, and due on demand.

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

For the nine months ended September 30, 2018, the Company’s director, Low Koon Poh, made additional contributions to the Company by paying professional expenses of $80,532 on behalf of the Company.

NOTE 7 – INCOME TAXES

The Company operates in the United States and Malaysia. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The parent company is subject to income tax in United States, which has a statutory income tax rate of 21%. Atlantis is subject to income tax in Malaysia, which has a statutory income tax rate of 18% for Companies with net capital less than MYR 2,500,000 and net income less than MYR 500,000.

For the nine months ended September 30, 2018, the Company had net losses and, therefore, has no income tax expense. For the nine months ended September 30, 2017, Atlantis had taxable net losses and therefore, has no income tax expense. As of September 30, 2018 and December 31, 2017, there were no deferred taxes recorded due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

NOTE 8 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. The Company generated a portion of its revenues from five major customers (10-21% each) for the nine months ended September 30, 2018. As of September 30, 2018, the amount due from the five customers included in accounts receivable was $2,106.

The Company purchased the services from three vendors for the nine months ended September 30, 2018. As of September 30, 2018, there are no amount due to these vendors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2018 and 2017. Such discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Overview

We were incorporated on December 31, 2015 under the laws of the State of Nevada. On January 24, 2018, we entered into a share exchange agreement with the shareholders of Atlantis Systems Sdn Bhd (“Atlantis Malaysia”). Pursuant to the agreement, we issued 20,003,000 shares of its common stock to Atlantis Malaysia’s shareholders in exchange for 100% of Atlantis Malaysia’s issued and outstanding ownership interests. Upon completion of the transaction, Atlantis Malaysia became a wholly-owned subsidiary of the Company. The acquisition was considered a common control transaction.

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

Results of Operations

Comparison of the results of operations for the nine months ended September 30, 2018 and 2017

We had revenue of $13,073 for the nine months ended September 30, 2018 as compared to $25,605 for the nine months ended September 30, 2017. The decrease was because we had fewer customers in 2018 due to expiration of contracts.

We incurred operating expenses in the amount of $115,077 for the nine months ended September 30, 2018 as compared to $34,451 for the nine months ended September 30, 2017. The increase is mainly attributed to professional fees for audit fees and accounting fees in relation to the Atlantis acquisition.

Comparison of the results of operations for the three months ended September 30, 2018 and 2017

We had revenue of $2,643 for the three months ended September 30, 2018 as compared to $9,633 for the three months ended September 30, 2017. The decrease was because we had fewer customers in 2018.

We incurred operating expenses in the amount of $48,204 for the three months ended September 30, 2018 as compared to $22,609 for the three months ended September 30, 2017. The increase is mainly attributed to professional fees for audit fees and accounting fees in relation to the Atlantis acquisition.

Liquidity and Capital Resources

As of September 30, 2018, we had total assets and liabilities of $7,831 and $57,257, respectively. We had stockholders’ deficit of $49,426 as of September 30, 2018. Our cash and cash equivalents balance as of September 30, 2018 was $3,700.

The Company used cash of $81,598 in operating activities during the nine months ended September 30, 2018. The Company received cash of $78,964 from financing activities.

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

Going Concern

As of September 30, 2018, the Company had generated revenue of $13,073 and had an accumulated deficit of $201,146 and working deficit of $51,396. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on raising capital fund the business and attaining profitable contracts.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as disclosed in this report, there is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and Exhibit 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glocorp Inc.

Date: November 16, 2018	By:	/s/ Wendel Santos
Wendel Santos
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2018	By:	/s/ Franz Narcis
Franz Narcis
Chief Financial Officer
(Principal Financial and Accounting Officer)